Form 10-K
period 2005-12-31
MS STRUCTURED SATURNS SERIES 2004-5
filed 2006-03-29
CIK 1283238

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

For the fiscal year ended December 31, 2005
                          -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                  COMMISSION FILE NUMBERS 333-101155, 001-32041


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2004-5
             (Exact name of registrant as specified in its charter)


              Delaware                                          13-4026700
(State or other jurisdiction of incorporation                  (IRS Employer
          or organization)                                   Identification No.)


             1585 BROADWAY, SECOND FLOOR
             NEW YORK, NEW YORK                                   10036
             ATTENTION: MADHU PHILIPS
        (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code: (212) 761-2520

            Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   SATURNS BELLSOUTH CORPORATION             NEW YORK STOCK EXCHANGE
   DEBENTURE BACKED SERIES 2004-5
   CLASS A CALLABLE UNITS



           Securities registered pursuant to Section 12(g) of the Act:

                                NONE

         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes        No  X
                                                          -----     -----

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes        No  X
   -----     -----

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes        No  X
                                       -----     -----

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          -----     -----

         As of February 20, 2006, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

The underlying security issuer or guarantor, as applicable, of the securities held by each of the trusts is subject to the informational requirements of the Exchange Act. The underlying security issuer or guarantor, as applicable, currently files reports, proxy statements and other information with the SEC. For information regarding such underlying security issuer or guarantor, you should refer to such reports. These periodic, current and other reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, N.E., Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. In addition, those reports and other information may also be obtained from the underlying security issuer by making a request to the underlying security issuer. The trust, the trustee, the Registrant, and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such reports or information. The name and the central index key (CIK) for each underlying security issuer or guarantor is set forth below:

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

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                                           For FY 2005
2004-5                 3/11/04               April 15 and October 15         April 20, 2005 and October 20, 2005

         (c) Exhibits:

Exhibit 23 Consent of Pustorino, Puglisi & Co., LLP (See Exhibit 99.1-- contained in final paragraph of accountants' letter)
Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 31.2      Trustee Compliance Certification
Exhibit 99.1      Report of Pustorino, Puglisi & Co., LLP

         (d) Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  March 29, 2006

                                              MS STRUCTURED ASSET CORP.
                                              (Registrant)



                                              By:       /s/ Madhu Philips
                                              -------------------------------
                                              Name:     Madhu Philips
                                              Title:    Vice President

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



                                           By:       /s/ Madhu Philips
                                           ----------------------------------
                                           Name:     Madhu Philips
                                           Title:    Vice President
                                           Date:     March 15, 2006

                                                                    Exhibit 31.2
                             COMPLIANCE CERTIFICATE

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2004-5 for the fiscal year ending December 31, 2005, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                               By:      /s/ Barbara L. Marik
                                               ------------------------------
                                               Name:    Barbara L. Marik
                                               Title:   First Vice President
                                               Date:    March 22, 2006

                                                                       EXHIBIT A



 SATURNS Trust No.:     Closing Date         Payment Dates                      Form 8-K Filing Dates (Not Trust
                                                                                Agreement Filings in connection
                                                                                      with Closing Date)

                                                                                         For FY 2005

2004-5                 3/11/04               April 15 and October 15        April 20, 2005 and October 20, 2005

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

                  [On Pustorino, Puglisi & Co., LLP Letterhead]





                         INDEPENDENT ACCOUNTANT'S REPORT
                       ON APPLYING AGREED-UPON PROCEDURES



LaSalle Bank National Association
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603

MS Structured Asset Corp.
1585 Broadway
New York, NY 10036


With respect to the "Structured Asset Trust Unit Repackagings 2004-5" (SATURNS Trust 2004-5) we have performed the procedures listed below, which were agreed to by LaSalle Bank National Association (the Trustee) and MS Structured Asset Corp. (the Depositor) solely to assist the Depositor in evaluating the Trustee's assertions that the administration of the Trust Property of SATURNS Trust 2004-5 (the Trust) was conducted in accordance with the terms of the Trust Agreement relating thereto for the year ended December 31, 2005. This agreed-upon procedures engagement was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the specified users of this report, the Trustee and the Depositor. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.
Pursuant to the foregoing, for SATURNS Trust 2004-5, we:

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



/s/ Pustorino, Puglisi & Co., LLP
---------------------------------
Pustorino, Puglisi & Co., LLP
New York, New York
March 1, 2006

                      [On MS Structured Asset Corp. Letterhead]



March 13, 2006



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 26, 2006 and your reports dated March 1, 2006, for the Trusts listed below:


           SATURNS 2003-11                                     SATURNS 2004-1
           SATURNS 2003-12                                     SATURNS 2004-2
           SATURNS 2003-13                                     SATURNS 2004-4
           SATURNS 2003-15                                     SATURNS 2004-5
           SATURNS 2003-16                                     SATURNS 2004-6
           SATURNS CBT Series 2003-1                           SATURNS 2005-1

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2005.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2005 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2005 that would require adjustment to or modification of the assertions.

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




   /s/ Madhu Philips
--------------------------
Signature


  Authorized Signatory
--------------------------
Title


March 13, 2006
--------------------------------
Date

              [On LaSalle Bank, National Association Letterhead]





March 6, 2006



Pustorino, Puglisi & Co., LLP
515 Madison Avenue
New York, NY 10022

Gentlemen:

In connection with your engagement to apply the agreed-upon procedures, as listed in your engagement letters dated January 26, 2006 and your reports dated March 1, 2006, for the Trusts listed below:

           SATURNS 2003-11                                     SATURNS 2004-1
           SATURNS 2003-12                                     SATURNS 2004-2
           SATURNS 2003-13                                     SATURNS 2004-4
           SATURNS 2003-15                                     SATURNS 2004-5
           SATURNS 2003-16                                     SATURNS 2004-6
           SATURNS CBT Series 2003-1                           SATURNS 2005-1

We confirm, to the best of our knowledge and belief, the following representations made to you during your engagement:

1. We are responsible for the formulation of the assertion that the administration of the Trusts listed above was conducted in accordance with the terms of the individual Trust Agreements relating thereto for the year ended December 31, 2005.

2. There have been no fraudulent or other illegal acts that would have a material effect on the assertion.

3.       We have disclosed to you all known matters contradicting the assertion.

4. There have been no communications from internal auditors and other independent practitioners or consultants relating to the assertions including communications received between December 31, 2005 and the date of this letter.

5. We have made available to you all information that we believe is relevant to the assertion.

6. We have responded fully to all inquiries made to us by you during the engagement.

7. No events have occurred subsequent to December 31, 2005 that would require adjustment to or modification of the assertions.

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




 /s/ Andy Streepey
--------------------------------
Signature


     Assistant Vice President
--------------------------------
Title


March 6, 2006
--------------------------------
Date